Form 10-Q
period 1995-01-31
MHI GROUP INC
filed 1995-03-15
CIK 67217

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

MARK
ONE

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1995

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO __________

                       COMMISSION FILE NUMBER     1-5891


                                MHI GROUP, INC.

            (Exact name of registrant as specified in its charter)

Florida                                                    59-1214129
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

3100 Capital Circle, NE
Tallahassee, Florida                                        32308-3760
(Address of principal executive offices)                    (Zip Code)

Registrant s telephone number, including area code:         (904) 385-8883


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      X          No
                                                  ------           ------

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 14 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of Securities under a plan
confirmed by a court.  Yes     X        No
                            --------       -------
The number of shares of the registrant's common stock, $0.40 par value per share, net of treasury stock outstanding as of March 7, 1995, was 6,271,126 shares.

                                MHI GROUP, INC.

                                     INDEX
                                     -----

PART I                                                                PAGE NO.
- - ------                                                                --------
Consolidated Condensed Financial Statements (Unaudited):

         Consolidated Condensed Balance Sheets
           January 31, 1995 and April 30, 1994                          4-5

         Consolidated Condensed Statements of
           Income for the Three Months and Nine
           Months Ended January 31, 1995 and 1994                        6

         Consolidated Condensed Statements of Cash
           Flows for the Nine Months Ended
           January 31, 1995 and 1994                                    7-8

         Consolidated Condensed Statements of
           Changes in Stockholders' Equity for the
           Nine Months Ended January 31, 1995 and
           for the Year Ended April 30, 1994                             9

         Condensed Notes to Consolidated Condensed
           Financial Statements                                       10 - 11

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                 12 - 15

PART II
- - -------

Other Information                                                       16

Signatures                                                              17

Exhibits                                                                18

                        MHI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (000'S OMITTED)

                                                                    Unaudited
                                                                    January 31,     April 30,
                                                                       1995           1994
                                                                  --------------   -----------
ASSETS:

Current assets:
    Cash and cash equivalents                                      $   4,349        $   6,842
    Installment contracts receivable and
        other receivables, net                                         8,486            7,826
    Inventories                                                        2,477            2,420
    Other current assets                                                 495              160
    Deferred tax asset, net                                            1,846            1,846
                                                                  ----------        ---------
         Total current assets                                         17,653           19,094

Cemetery property                                                      6,900            6,391
Property and equipment, net                                           11,465            9,778
Installment contracts receivable and
    other receivables, net                                            10,763            9,648
Trust funds                                                           38,768           35,863
Cost in excess of fair value of net
    assets acquired, net                                              11,900           10,547
Other assets                                                           3,147            2,278
Deferred tax asset, net                                                5,113            5,314
                                                                  ----------        ---------
Total assets                                                      $  105,709        $  98,913
                                                                  ==========        =========

                        MHI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (000'S OMITTED)

                                                                  Unaudited
                                                                  January 31,                      April 30,
                                                                     1995                            1994
                                                               ----------------                  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable, accrued expenses
      and other                                                   $    2,829                     $   2,309
  Notes payable                                                        1,500                         1,500
                                                                   ---------                     ---------
           Total current liabilities                                   4,329                         3,809
                                                                   ---------                     ---------

Notes payable                                                         11,125                        12,250
Other long-term liabilities                                            1,286                           656
Accrued merchandise                                                   15,103                        14,119
                                                                   ---------                     ---------
                                                                      27,514                        27,025
                                                                   ---------                     ---------
Deferred revenue                                                      32,125                        29,168
                                                                   ---------                     ---------

           Total liabilities                                          63,968                        60,002
                                                                   ---------                     ---------

Commitments and contingencies                                              -                             -

Stockholders' equity:
  Series B Convertible Preferred Stock                                    25                            25
  Series C Convertible Preferred Stock                                    14                            14
  Common stock                                                         2,531                         2,489
  Capital in excess of par value                                      48,356                        47,926
  Unrealized loss on marketable
      securities                                                      (1,261)                       (1,057)
  Accumulated deficit                                                 (6,324)                       (8,886)
  Common Stock in treasury, at cost                                   (1,600)                       (1,600)
                                                                  ----------                     ---------
           Total stockholders' equity                                 41,741                        38,911
                                                                  ----------

           Total liabilities and stockholders' equity             $  105,709                     $  98,913
                                                                  ==========                     =========


See accompanying Notes to Consolidated Condensed Financial Statements.

                        MHI GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      Three Months Ended           Nine Months Ended
                                                         January 31,                    January 31,
                                                 ---------------------------     ------------------------
                                                      1995         1994            1995        1994
REVENUES:
    Net sales                                    $   5,198       $      4,056     $ 14,984   $    11,694
    Trust income                                       530                631        1,571         2,405
    Interest Income                                    198                152          579           410
    Other income                                        14                  9           45            46
                                                 ---------       ------------     --------   -----------
         Total revenues                              5,940              4,848       17,179        14,555

COST AND EXPENSES:
    Cost of merchandise and                          1,269                956        3,760         2,809
         cemetery property
    Selling, general and
         administrative expenses                     3,309              2,777        9,810         7,970
                                                 ---------       ------------     --------   -----------

Income before interest, non-recurring
    item and income taxes                            1,362              1,115        3,609         3,776
    Interest expense                                  (376)              (443)      (1,088)       (1,470)
    Non-recurring income                                 -                  -        1,000             -
                                                 ---------       ------------     --------   -----------

Income before income taxes                             986                672        3,521         2,306
    Income tax (expense) benefit                      (332)               252         (959)          671
                                                 ---------       ------------     --------   -----------
Net income                                       $     654       $        924     $  2,562   $     2,977
                                                 =========       ============     ========   ===========

Earnings per common and common
    equivalent share - primary and
    fully diluted:

Net income                                       $     .09       $        .16     $    .37   $       .63
                                                 =========       ============     ========   ===========



See accompanying Notes to Consolidated Condensed Financial Statements.

                        MHI GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                (000'S OMITTED)
                                  (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                     January 31,
                                                                              -------------------------
                                                                                 1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $ 2,562          $ 2,977
   Adjustment to reconcile net income to net cash
       provided by operations:
       Depreciation and amortization                                              994              895
       Deferred tax expense (benefit)                                             606           (1,019)
       Undrawn trust income                                                      (596)          (1,049)
       Changes in assets and liabilities, net of effect of
            acquisitions:
            Increase in installment contract receivables                       (1,707)            (781)
            Decrease (increase) in inventories, net of
                  transfers from cemetery property                                267              (64)
            Decrease in cemetery property                                          44              428
            Increase in trust funds                                            (2,154)          (1,865)
            (Increase) decrease in other assets                                  (152)             104
            Increase (decrease) in accounts payable, accrued
                expenses and other                                                318             (236)
            Decrease in other liabilities                                         (67)             (63)
            Increase in accrued merchandise                                       984              688
            Increase in deferred revenue                                        2,193            1,665
                                                                              -------         --------
   Net cash provided by operating activities                                    3,292            1,680
                                                                              -------         --------


                        MHI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                (000'S OMITTED)
                                  (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                      January 31,
                                                                            ------------------------------
                                                                                 1995             1994
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                           (723)            (426)
   Acquisitions                                                                (4,428)          (3,377)
   Acquisition costs                                                             (151)             (98)
   Proceeds from sales of marketable securities                                   170                -
                                                                            ---------         --------
Net cash used in investing activities                                          (5,132)          (3,901)
                                                                            ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreement
      and notes payable                                                             -            2,160
   Principal payments on revolving credit agreement
         and notes payable                                                     (1,125)         (10,910)
   Issuance of common stock and exercise of
        warrants and options                                                      472           16,769
   Purchase of fractional shares                                                    -               (6)
                                                                            ---------         --------
Net cash flow (used in) provided by
      financing activities                                                       (653)           8,013
                                                                            ---------         --------

Net (decrease) increase in cash and cash equivalents                           (2,493)           5,792

Cash and cash equivalents at beginning of period                                6,842              757
                                                                            ---------         --------

Cash and cash equivalents at end of period                                  $   4,349         $  6,549
                                                                            =========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Non-cash investing and financing activities:
   Common stock issued in acquisition                                               -         $    100

CASH PAYMENTS OF:
   Interest                                                                 $   1,120         $  1,551
   Income taxes                                                             $     308         $    312

See accompanying Notes to Consolidated Condensed Financial Statements.

                        MHI GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS  EQUITY
                                (000'S OMITTED)

                                                                             Unaudited
                                                                            Nine Months               Year Ended
                                                                         Ended January 31,            April 30,
                                                                               1995                     1994
                                                                         -----------------           ------------
SERIES B CONVERTIBLE PREFERRED STOCK:
   Balance, beginning of period                                              $     25                 $     25
                                                                             --------                 --------
   Balance, end of period                                                          25                       25
                                                                             --------                 --------
SERIES C CONVERTIBLE PREFERRED STOCK:
   Balance, beginning of period                                                    14                       14
                                                                             --------                 --------
   Balance, end of period                                                          14                       14
                                                                             --------                 --------
COMMON STOCK:
   Balance, beginning of period                                                 2,489                    1,469
   Shares issued in the exercise of warrants and options                           42                      135
   Common stock issued for acquisition                                              -                        5
   Common stock issued in stock offering                                            -                      880
                                                                             --------                 --------
   Balance, end of period                                                       2,531                    2,489
                                                                             --------                 --------
CAPITAL IN EXCESS OF PAR VALUE:
   Balance, beginning of period                                                47,926                   31,878
   Common stock issued in the exercise of warrants
      and options                                                                 430                      425
   Common stock issued for acquisition                                              -                       95
   Common stock issued in stock offering                                            -                   15,463
   Purchase fractional shares and convert to unissued                               -                       (6)
   Issue warrants                                                                   -                       71
                                                                             --------                  --------
   Balance, end of period                                                      48,356                   47,926
                                                                             --------                 --------
UNREALIZED LOSS ON MARKETABLE SECURITIES:
   Balance, beginning of period                                                (1,057)                       -
   Unrealized depreciation of investments, net of
     deferred income tax benefit                                                 (204)                  (1,057)
                                                                             --------                 --------
   Balance, end of period                                                      (1,261)                  (1,057)
                                                                             --------                 --------
ACCUMULATED DEFICIT:
   Balance, beginning of period                                                (8,886)                 (14,831)
   Net income for the period                                                    2,562                    5,945
                                                                             --------                 --------
   Balance, end of period                                                      (6,324)                  (8,886)
                                                                             --------                 --------
TREASURY STOCK:
   Balance, beginning of period                                                (1,600)                  (1,600)
                                                                             --------                 --------
   Balance, end of period                                                      (1,600)                  (1,600)
                                                                             --------                 --------
Total stockholders' equity                                                   $ 41,741                 $ 38,911
                                                                             ========                 ========

    See accompanying Notes to Consolidated Condensed Financial Statements.

                        MHI GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF FINANCIAL PRESENTATION

   The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements of MHI Group, Inc. (the Company) for the fiscal year ended April 30, 1994 and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K. A copy of such Consolidated Financial Statements and notes thereto may be obtained by writing the Company.

   In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company at January 31, 1995 and April 30, 1994 and the results of operations for the three month and nine month periods ended January 31, 1995 and 1994 and changes in cash flows for the nine month period ended January 31, 1995 and 1994. All such adjustments are of a normal recurring nature except for the adjustments resulting from the adoption of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" in the three month period ended July 31, 1994.

   The Company's significant accounting policies are as set forth in the notes to Consolidated Financial Statements referred to above. Certain reclassifications have been made to the fiscal 1994 financial statements to conform to the fiscal 1995 presentation.

   The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2. ACCOUNTING CHANGE

   Effective May 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." In contrast to prior accounting treatment, unrealized gains and losses on the trading portion of the trust fund investment portfolio will now be recognized in earnings currently. The implementation of this statement had no impact on equity as of May 1, 1994 as the Company's trust funds were carried at the lower of cost or market with a net unrealized loss recognized at April 30, 1994. However, implementation of the statement resulted in an immaterial unrealized loss on securities held in the trust fund investment portfolio which was recognized through earnings in first quarter of fiscal year 1995.

3. SUBSEQUENT EVENT

   The Company entered into an amended senior financing agreement with Heller Financial, Inc. ("Heller") on February 2, 1995. The Amended Credit and Security Agreement provides for a Term Loan in the amount of $12,625,000 and a Revolving Loan in the amount of $22,375,000. The Credit and Security Agreement is collateralized by all properties and business assets of the Company and its subsidiaries except cemetery property and trust funds.

   The $12,625,000 Term Loan replaced the Company's former Term Loan with Heller of the same principal amount. The credit agreement provides for interest on the outstanding Amended Term Loan at the prime rate plus 1-1/2% with interest payable monthly, or at the Company's option, LIBOR plus 3-3/4%. The aggregate principal balance of the Term Loan is payable in full at the expiring date of January 31, 2000.

   The $22,375,000 Revolving Loan provides for an Acquisition Loan Facility, as well as a Working Capital Loan Facility. Amounts borrowed under the Revolving Loan Facility may be repaid and reborrowed. At this date no funds have been borrowed under this facility. Interest on outstanding Revolving Loan balances is the prime rate plus 1% or LIBOR plus 3 1/4% in one, two, three or six-month periods. In addition, a commitment fee of 3/8 of 1% per annum during the first loan year and 1/2 of 1% per annum thereafter, is payable monthly, in arrears on the Revolving Loan Commitment less the sum of the average daily balance of the Revolving Loan.

   The Revolving Loan Facility provides for loans to be made from time to time during the period from February 2, 1995 to January 30, 2000, for the purpose of financing acquisitions and working capital. Heller's decision to make loans under this facility will be based upon its evaluation and approval of the business and financial condition of proposed acquisitions, approval of the acquisition documentation and the meeting of certain minimum financial criteria. The principal amount of loans under this facility outstanding January 31, 2000, will be payable in full.

   Fees associated with the Amended Heller Loan Agreement amounted to $350,000 of which $175,000 was paid at closing and $175,000 of which shall be due and payable on the earlier of (a) the date of any prepayment in full of both the Term Loan and Revolver or the first anniversary of the closing date. If, during the first two loan years, the Company makes a prepayment in full of the Term Loan and Revolving Loan, it shall pay to Heller a fee for liquidated damages and compensation for the costs of Heller's being prepared to make funds available to the Company in the amount of 2% in the first loan year and 1% in the second loan year.

                                                                      APPENDIX A

                        MHI GROUP, INC. AND SUBSIDIARIES

ITEM  2 -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Nine Months and Three Months Ended January 31, 1994 compared to Nine Months and Three Months Ended January 31, 1995.

   Total revenues increased $2,624,000 or 18% from the first nine months of fiscal year 1994 to the first nine months of fiscal year 1995. Total revenues increased $1,092,000 or 23% from the third quarter of fiscal year 1994 to fiscal year 1995. These changes consisted of increases in net sales and interest income and decreases in trust income. The Company increased its net sales by $3,290,000 or 28% and $1,142,000 or 28% for the nine months and three months ended January 31, 1995 as compared to the same periods in fiscal year 1994. The increase in net sales for the nine months ended January 31, 1995 reflected an increase in at-need funeral net sales of $1,417,000 or 29%, of which $1,010,000 was attributable to properties acquired by the Company during fiscal years 1994 and 1995 with the remaining increase primarily due to increases in volume. The increase in net sales for the three months ended January 31, 1995 reflected an increase in at-need funeral net sales of $402,000 or 21%, of which $380,000 was attributable to properties acquired during fiscal year 1995 with the remaining increase primarily due to increases in volume.
Net sales also reflected increases in pre-need cemetery net sales of $1,638,000 or 26% and $594,000 or 31% during the nine month and three month periods ended January 31, 1995, respectively, as compared to the same periods of fiscal year 1994, due primarily to increases in volume at existing operations.

   Trust fund income decreased by $834,000 or 35% and $101,000 or 16% during the nine month and three month period ended January 31, 1995, respectively, as compared to the same periods of fiscal 1994. These decreases were due to capital gains totaling $1,161,000 and $263,000 for the first nine months and three months, respectively, in fiscal year 1994 compared to capital gains totaling $127,000 and $5,000 for the first nine months and three months in fiscal year 1995. Interest rates fell throughout the first nine months of fiscal year 1994, increasing capital gains on the sale of fixed income investments. The reduction in trust income in fiscal year 1995 is due primarily to reduction in capital gains as noted above. Excluding capital gains and losses, income yields were approximately 4.5% and 4.7% for the first nine months of fiscal years 1994 and 1995, respectively and 8.7% and 5.2% with capital gains and losses included. No significant changes are expected in yields on the fixed income portfolio in the near future.

   Interest income for the Company is principally generated by the Broward operations representing imputed interest on its portfolio of installment receivables and by interest earned on investment of the remaining proceeds from the Company's secondary public offering completed in December, 1993. Interest income increased $169,000 or 41%, from the first nine months of fiscal year 1994 to the first nine months of fiscal year 1995. Interest income increased $46,000 or 30% from the three months ended January 31, 1994 to the three months ended January 31, 1995. These increases were primarily due to interest earned on the investment of public offering proceeds.

   Cost of merchandise and cemetery property increased $951,000, or 34% and $313,000, or 33% from the first nine months and three months, respectively, of fiscal year 1994 to the first nine months and three months, respectively, of fiscal year 1995, primarily due to the 28% increase in net sales volume. As a percentage of net sales, cost of merchandise and cemetery property was 24% for the nine months and three months ended January 31, 1994, and 25% for the nine months and 24% for the three months ended January 31, 1995.

   Selling, general and administrative expenses increased $1,840,000 or 23%, from the first nine months of fiscal year 1994 to the first nine months of fiscal year 1995, consistent with the 28% increase in sales volume and the acquisitions purchased during fiscal year 1995. Selling, general and administrative expenses of the operations acquired since the second quarter of fiscal year 1994 accounted for $844,000 of the increase. Selling, general and administrative expenses increased $532,000 or 19% from the third quarter of fiscal year 1994 to the third quarter of fiscal year 1995, of which $291,000 of the increase was due to operations acquired during fiscal year 1995. As a percentage of net sales, selling, general and administrative expenses decreased from 68% for the nine months and three months ended January 31, 1994, to 65% to the nine months and 64% for the three months ended January 31, 1995. This percentage should continue to decrease as acquisition revenues continue to leverage off the existing management structure.

   Interest expense decreased $382,000 or 26%, and $67,000 or 15% from the nine month and three month period ended January 31, 1994, respectively, to the nine month and three month period ended January 31, 1995, primarily due to the lower average outstanding borrowings resulting from the Company's repayment of the acquisition line of credit and 10% subordinated note in the third quarter of 1994.

   In the first quarter of fiscal year 1995 a non-recurring credit of $1,000,000 was recorded from the receipt of key man life insurance proceeds due to the death of the former chairman.

   Through third quarter 1994, there was a substantial risk that a significant portion of the Company's net operating loss (NOL) carryforward could be limited due to contemplated changes in the Company's ownership through the issuance of common stock in equity offerings and acquisition/merger transactions. In recognition of the substantial risk of realizing these tax benefits, upon adoption of SFAS No. 109 and through third quarter 1994, the Company provided a full valuation allowance for the deferred tax asset relating to the NOL and alternative minimum tax (AMT) credit carryforwards. In fiscal year 1994 significant favorable events occurred and a substantial amount of taxable income was generated further reducing the NOL carryforward. These events culminated in the fourth quarter 1994 and the Company concluded, based on the changed circumstances, that a valuation allowance on the deferred tax asset relating to the NOL and AMT credit carryforwards was no longer necessary. Realization of these tax benefits in future years is now considered to be more likely than not. The tax benefit recorded in the first nine months of fiscal year 1995, reflected the utilization of the NOL from the pre-tax income generated during that quarter and increases in deductible temporary differences related to pre-need funeral service contracts. The tax expense recorded in the nine months and three months ended January 31, 1995, reflects that the full benefit of the NOL was recorded in the fourth quarter 1994 as described above and that a full tax provision is recorded on the taxable income generated in the first nine months of fiscal 1995. The Company continues to enjoy a significant cash flow benefit from continuing utilization of the NOL (that is tax paid is based on only 10% of taxable income at the lower AMT rates); however, the benefit to shareholders equity of the NOL has been fully reflected in the financial statements by fully recording the deferred tax asset. The 27.2% effective rate in the first nine months of fiscal 1995 is less than the statutory rate because the key man life insurance proceeds are not taxable. This effect is partially offset by nondeductible amortization.


FINANCIAL CONDITION

   At January 31, 1995, the Company's working capital was $13,324,000, compared to $15,285,000 at April 30, 1994. At January 31, 1995, the Company's debt to equity ratio was .30:1 compared to .35:1 at April 30, 1994. The decrease in working capital is primarily due to cash outlay to purchase the acquisitions during fiscal year 1995. Additional cash was used to purchase the land and building of one of the Company's funeral homes in Okaloosa County which was previously leased by the Company.

   Total assets increased $6,796,000 or 7% from April 30, 1994 to January 31, 1995 due to results from operations, the acquisitions made during fiscal 1995 and proceeds from the insurance policy of our deceased chairman. Trust fund assets increased $2,905,000 or 8%, from April 30, 1994 to January 31, 1995, with $646,000 of that increase attributable to the fiscal year 1995 acquisitions. Trust funds continued to increase due to deposits exceeding withdrawals partially offset by a lower cost or market adjustment of $204,000 during fiscal year 1995. The Company expects this trend to continue throughout fiscal year 1995. Receivables increased $1,775,000 or 10%, from April 30, 1994 to January 31, 1995 primarily as a result of continued sales of pre-need cemetery and funeral service contracts. Consistent with the increase in pre-need funeral sales and with the current fiscal year acquisitions, deferred revenues increased $2,957,000, or 10%, from April 30, 1994 to January 31, 1995.

   The Company's credit facility consists of a $12,625,000 term loan outstanding at January 31, 1995 and a $10,000,000 acquisition line of credit (of which up to $1,000,000 can be used as a revolving credit facility for working capital). At January 31, 1995, the Company had $10,000,000 available under such acquisition line of credit. The term loan bears interest at a prime rate plus 1 1/2% and the acquisition line of credit bears interest at a prime rate plus 2% (see Note 3 - Subsequent Event for Amended Credit Agreement as of February 2, 1995). The credit facility is secured by the pledge of substantially all the Company's assets (except cemetery land and trust fund assets).

   Capital expenditures (exclusive of the current year acquisitions) were $723,000 during the first nine months of fiscal year 1995. These expenditures included vehicles, office furniture and equipment at existing funeral homes, additional investment in the Company's management information system and the purchase of land and a funeral home at the Company's Okaloosa operation. In addition, the Company plans to develop additional cemetery burial spaces and construct additional mausoleum crypts as required to adequately maintain the inventory level to support projected pre-need and at-need sales. The Company has commitments to begin construction of mausoleum facilities during the fourth quarter of fiscal 1995 for its Pasco operation, and the second quarter of fiscal 1996 for its Okaloosa operations. The total amount of the contracts, $358,000, will be paid over a period not exceeding one year from the date construction begins.


LIQUIDITY

   The Company believes that, for the foreseeable future, funds from operations and borrowings under the Company's Credit Facility that was amended February 2, 1995 (Note 3 - Subsequent Event) will be sufficient to support the Company's current operations and effect certain acquisitions. However, continuation of the Company's acquisition strategy may eventually require future debt financing. The proceeds of the Offering in fiscal 1994 has significantly improved the Company's liquidity by reducing both the Company's interest expense and the principal amount of the Company's indebtedness.

                        MHI GROUP, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION


ITEM 6  -     Exhibits and Reports on Form 8-K.

     a.       Exhibits

              Exhibit 10 Amended and Restated Credit and Security Agreement

              Exhibit 11.1 Computation of Net Income Per Common Share

              Exhibit 27 Financial Data Schedule (for SEC purposes only)

     b.       Reports on Form 8-K.

              There were no reports filed on Form 8-K for the three month period ended January 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               MHI GROUP, INC.
                                        -----------------------------
                                                 Registrant



Date:         March 15, 1995        By: J.C. Ogier Mathewes
                                       ------------------------------
                                        J.C. Ogier Mathewes
                                        Vice President and
                                        Chief Financial Officer



                                    By: David J. McLaurin
                                       ------------------------------
                                        David J. McLaurin
                                        President and
                                        Chief Executive Officer