Form 10-K405
period 1995-04-30
MHI GROUP INC
filed 1995-07-13
CIK 67217

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-K
                             ----------------------
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    FOR THE FISCAL YEAR ENDED APRIL 30, 1995
                                       OR
     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                FOR THE TRANSITION PERIOD FROM         TO
                         COMMISSION FILE NUMBER 1-5891
                              ------------------
                                MHI GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                 59-1214129
     (State of other jurisdiction of                   (I.R.S. employer
     incorporation of organization)                   identification No.)

         3100 Capital Circle, NE                          32308-3760
          Tallahassee, Florida                            (Zip code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: 904/385-8883
                              --------------------
           SECURITIES REGISTER PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------          -----------------------------------------
   Common Stock ($.40 par value)             New York Stock Exchange
                                              Pacific Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X    No
                                  -----    -----

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant on June 20, 1995 is $50,546,486, based upon a closing market price of $8.125 a share of common stock as reported on the New York Stock
Exchange -- Composite Transactions Tape.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                               Yes  X    No
                                  -----    -----

   The number of shares of the registrant's common stock outstanding as of June 20, 1995 was 6,271,126 (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1995 Annual Report to shareholders (Parts I and II) Portions of the Registrant's Proxy Statement in connection with its 1995 Annual Meeting of Shareholders (Part III)

================================================================================
                                                                    Page 1 of 65
                                              Index to Exhibits starts on page 9

                                     PART I

ITEM 1.       BUSINESS

THE COMPANY

MHI Group, Inc. (together with its subsidiaries, the "Company") was incorporated in Florida in 1968, and since 1987, has been engaged in the ownership and operation of funeral homes, cemeteries and crematories.

At April 30, 1995 the Company operated 16 funeral homes, five cemeteries and four crematories in the States of Florida and Colorado and are functionally defined by six regions or clusters. The Company entered the death care products and services business to capitalize on opportunities for consolidation in a highly fragmented industry, favorable demographic trends and historically stable business volumes and profitability of established operations in the industry. The Company believes it is a leader in the industry trend toward sales of prearranged death care products and services and has become a significant provider of funeral and cemetery products and services in the United States.

The Company has grown primarily through acquisitions and is focused upon expanding through further acquisitions. In fiscal year 1995, the Company acquired four funeral homes, two crematories and one cemetery. For information regarding acquisitions of funeral home and cemetery operations, see Note 4 to the Notes to Consolidated Financial Statements.

OPERATIONS

Operations include the Company's funeral homes, crematories, cemeteries and related businesses.

The Company's funeral homes offer a complete range of services including family consultation, the planning and arrangement of funeral services, the sale of caskets and related products, the removal and preparation of remains, the use of funeral home facilities for visitation and worship, the preparation of death certificates, transportation services and after-care services, such as support groups and self-help information.

In addition to traditional services, all of the Company's funeral homes offer cremation services. Consistent with the Company's clustering strategy, its four cremation facilities service five of the Company's six market areas. The Company's sixth operation uses independent cremation facilities located in its market. In addition to supporting its own operations, the Company also performs cremation services for third-party operations. Cremations are often combined with traditional funeral services and various types of memorialization, which are sold in packages prior to or at the time of need.

The Company's cemetery products and services include cemetery property (grave sites), lawn crypts, mausoleum spaces, internment niches, caskets, related vaults, markers, memorials and interment services. Cemetery operations generate revenues through pre-need and at-need sales, fees for interment services, marker and memorial installations, interest income from installment sales contracts and investment income from perpetual care trust funds and merchandise and service trust funds. A portion of the proceeds from certain cemetery sales is required by law to be paid into trust funds. Earning of perpetual care trust funds are used to maintain the cemeteries.

During the fiscal year ended April 30, 1995, the Broward Operations accounted for approximately 75% of the Company's burials, 38% of the Company's funerals, 56% of the Company's revenues and 89% of the Company's earnings before interest, taxes, depreciation and amortization.

A major focus of the Company's operations is the sale of prearranged funeral and cemetery products and services. The sale of a prearranged funeral service is a contractual right to a funeral service and other related services to be performed in the future. Prearranged funeral services are usually paid on an installment basis. The funds collected from prearranged funeral contracts are generally deposited into trust funds. Funds placed in trust for prearranged funerals may not be withdrawn until death or cancellation by the customer. The backlog of approximately 29,475 pre-need funeral services sold but not yet delivered at April 30, 1995 totaled $33,168,000 in deferred revenue. Prearranged funerals as a percentage of total funerals performed for the year ended April 30, 1995 were 44%.

Pre-need cemetery sales typically involve an installment sale contract covering an interment right in a Company cemetery and frequently includes caskets, related vaults, markers, and other merchandise or services. In the year ended April 30, 1995, approximately 90% of the Company's cemetery sales were on a pre-need basis. All or a portion of the proceeds from the sale of pre-need cemetery merchandise may be required to be paid into trust funds. See Note 1 of Notes to Consolidated Financial Statements for additional information regarding revenue recognition.

Each funeral home and cemetery operation is managed by a local manager and each of the Company's funeral home and cemetery properties operates as a distinct profit center with annual operating budgets. Local managers have substantial autonomy with respect to the operation of the funeral home and cemetery and the manner in which services are conducted. The Company's 27 members of management and administrative staff, headquartered in Tallahassee, Florida, provide support functions to each of the Company's operations. These services include overall corporate planning and supervision, maintenance and monitoring of service quality, acquisition analysis, marketing and pricing strategy and coordination, as well as accounting services, investment trust management, budgeting, auditing, personnel and various other services.

COMPETITION

All of the Company's funeral home and cemetery operations are subject to extensive competition from both separately operated and combined local funeral homes and cemeteries in their respective markets. Market share for funeral homes is largely determined by reputation, location, tradition and heritage although the quality and condition of facilities and services, pricing and advertising also are important factors. The sale of pre-arranged funeral services has also become an increasingly important marketing tool for funeral homes to capture and influence market share. While the Company believes that cemetery and funeral home combinations such as the Broward Operations and the Pasco Operations have important competitive advantages, the Company believes that the high regard in which its operations are held in the communities in which they operate has been a significant factor in establishing and maintaining the favorable market positions of each operation.

Cemeteries receive the majority of their revenues from pre-need sales and, as such, pre-need sales efforts are important to obtain and maintain market share. Reputation, location, tradition, heritage and quality of maintenance of grounds also are important competitive factors.

A significant area of competition for the Company is and will be acquisitions. There are several major publicly and privately owned companies that are aggressive buyers of funeral homes and cemeteries. Certain of those companies are larger and have greater financial resources than the Company. The Company believes that because of the large portion of the funeral and cemetery industry that remains controlled by local family-owned firms, opportunities for growth through acquisitions continue to be significant. However, because of the competition for such acquisitions, prices paid for funeral homes and cemeteries have increased in recent years and may continue to do so. There can be no assurance that the Company will be able to make acquisitions on satisfactory terms and conditions.

In June of 1995, the Company engaged a financial advisor to provide investment banking services to the Company, including analysis of possible strategic investments in, or acquisitions of, the Company. While Company officials from time to time have discussed the possibility of such transactions with other industry participants, and expect to continue to do so, no such discussions have thus far resulted in any agreements or agreements in principle, nor has the Company altered its longstanding principal strategy of independence and growth through acquisitions.

NET OPERATING LOSS CARRYFORWARD

As a result of losses incurred in connection with its operations prior to its entry into the funeral home and cemetery industry, the Company, as of April 30, 1995, had approximately $3,211,000 of net operating loss carryforwards for federal income tax purposes, $3,122,000 of which will expire over a period ending in 2002. Such losses may be applied to reduce the Company's future income tax liability. Under current tax law, a corporation's ability to carry forward its net operating loss following an "ownership change" is limited on an annual basis to an amount equal to the product of the fair market value of the corporation's outstanding stock (including qualifying preferred stock) immediately before the ownership change and the long-term tax-exempt interest rate, subject to certain adjustments for built-in gains of the corporation. The risk of change in a company's stock ownership is always present and may result from market purchases that are beyond the control of the company. As described in Note 14 of Notes to Consolidated Financial Statements, as of April 30, 1995, the risk of materially impairing the net operating loss carryforward has been significantly reduced.

EMPLOYEES

As of April 30, 1995, the Company employed approximately 200 full-time persons, and 40 part time persons. Of these employees, approximately 78 persons are employed at the Broward Operations. As of April 30, 1995, there were 27 employees located at the Company's executive offices in Tallahassee, Florida, and all other employees are located in the Company's respective operating units. The Company has no union contracts and believes that its relationship with its employees is generally good.

ITEM 2.       PROPERTIES

The Company's executive offices are located at 3100 Capital Circle, NE, Tallahassee, Florida 32308, where the Company leases approximately 8,375 feet of office space. The term of the lease is for ten years ending in June 2002 with the Company having an option to renew the lease for two additional five year terms. Rent approximated $80,000 in fiscal year 1995. The building is leased from the Company's funeral service trust fund. See Note 17 to Notes to Consolidated Financial Statements.

The Company's dedicated cemetery properties located within the states of Florida and Colorado consist of approximately 151 acres, of which 83 acres have been developed.

In addition to its cemetery property, the Company owns 16 funeral chapels and administrative offices, four crematories and leases one funeral chapel and three sales offices. The Company considers its properties to be in excellent condition and adequate to satisfy business needs. The Company operated approximately 51 vehicles, all of which were owned at April 30, 1995.

ITEM 3.       LEGAL PROCEEDINGS

The Company is not currently involved in any material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance. The Company carries insurance with coverages and coverage limits that it believes to be customary in the funeral home and cemetery industries. Although there can be no assurance that such insurance is sufficient to protect the Company against all contingencies, the Company believes that its insurance protection is reasonable in view of the nature and scope of the Company's operations.

CHAPTER 11 REORGANIZATION

On December 3, 1984, the Company filed a petition for reorganization under provisions of Chapter 11 of the Bankruptcy Code. On April 15, 1986, the Court confirmed the Company's Plan of Reorganization which was approved by all classes of creditors and shareholders. However, the Court retained jurisdiction to take appropriate actions until all distributions had been made pursuant to the Plan and a final order terminating the Company's case had been entered. During fiscal year 1995, the Company extinguished all claims and the final decree was entered on March 16, 1995. See Note 11 of Notes to Consolidated Financial Statements for further information.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended April 30, 1995.

                                    PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
              MATTERS

Certain information required by this Item 5 is contained on Page 22 of the Company's 1995 Annual Report to Shareholders and is hereby incorporated herein by reference.

The Company's common stock is listed on the New York and Pacific Stock
Exchanges.

As of June 26, 1995, there were approximately 3,386 holders of record of the Company's common stock.

There were no cash dividends paid on the Company's common stock for fiscal years ended April 30, 1995 or 1994. Significant restrictions apply to the Company's ability to pay such dividends. See Note 12 of Notes to Consolidated Financial Statements.

ITEM 6.       SELECTED FINANCIAL DATA

Selected Financial Data on Page 4 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item 7 is contained on Pages 5 to 8 of the Company's 1995 Annual Report to Shareholders and is hereby incorporated herein by this reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements included on Pages 9 to 21 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.      EXECUTIVE COMPENSATION

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Part III (Items 10, 11, 12 and 13) has been omitted as the Company intends to file with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of its fiscal year, a definitive Proxy Statement pursuant to General Instruction G of Form 10-K under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement under caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," "ELECTION OF DIRECTORS," "EXECUTIVE COMPENSATION," "COMPENSATION OF DIRECTORS," "EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS," "COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," and is incorporated herein by reference thereto.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)-(2)    Financial Statements and Schedules:

         The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements at Page F-1 are filed as part of this report.

         (3)   Exhibits:

         The Exhibits listed on the accompanying Index to Exhibits at Pages E-1 through E-3 are filed as part of this report.

(b)      Reports on Form 8-K:

         (1) The Company did not file a Form 8-K in the fourth quarter of 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MHI GROUP, INC.


Dated: July 13, 1995                       By: /s/ J.C. Ogier Mathewes
      -----------------                       --------------------------------
                                              J.C. Ogier Mathewes
                                              Vice President and Chief
                                              Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                               TITLE                          DATE
/s/ William Fred Lindsey, MD                              Director and                               July 13, 1995
- - ---------------------------------------                   Chairman of the
William Fred Lindsey, MD                                  Board


/s/ Clifford R. Hinkle                                    Director, President and                    July 13, 1995
- - ---------------------------------------                   Chief Executive Officer
Clifford R. Hinkle                                        (Principal Executive Officer)




/s/ J.C. Ogier Mathewes                                   Vice President and                         July 13, 1995
- - ---------------------------------------                   Chief Financial
J.C. Ogier Mathewes                                       Officer (Principal Financial
                                                          and Accounting Officer)

/s/ W. Dexter Douglass                                    Director                                   July 13, 1995
- - ---------------------------------------
W. Dexter Douglass

/s/ George A. Kellner                                     Director                                   July 13, 1995
- - ---------------------------------------
George A. Kellner

/s/ Carl R. Pennington, Jr.                               Director                                   July 13, 1995
- - ---------------------------------------
Carl R. Pennington, Jr.

/s/ Benson L. Skelton, Jr.                                Director                                   July 13, 1995
- - ---------------------------------------
Benson L. Skelton, Jr.

                               INDEX TO EXHIBITS

                                                                        REPORT OR REGISTRATION               SEQUENTIALLY
                                                                          STATEMENT IN WHICH                   NUMBERED
    EXHIBIT NO.                       DESCRIPTION                       DOCUMENT IS CONTAINED                    PAGE
        2.1               Plan of reorganization.                   Filed as Exhibit 2.1 to the
                                                                    Company's Form 10-K fiscal year
                                                                    ended August 31, 1984.*

       2.1(a)             Disclosure statement.                     Filed as Exhibit 2.1(a) to the
                                                                    Company's Form 10-K fiscal year
                                                                    ended August 31, 1984.*

       2.1(b)             Confirmation Order of United States       Filed as Exhibit 2.1 to Current
                          Bankruptcy Court including as exhibits    Report on Form 8-K dated May 8,
                          thereto the Settlement Agreement          1986.*
                          between Registrant and Commercial Credit
                          Corporation dated April 16, 1986
                          modifying Plan of Reorganization.

       2.1(c)             Final Decree                              Filed herewith.                              15

       3.1(a)             Restated Certificate of Incorporation     Filed as Exhibit 3.1 to the Company's
                          dated February 9, 1987.                   Form 10-K fiscal year ended April 30,
                                                                    1988.*

       3.1(b)             Bylaws of the Company                     Filed herewith.                              17

        4.13              Note and Stock Purchase Agreement,        Filed as Exhibit 2 to the Company's
                          dated October 26, 1990, between the       Current Report on Form 8-K dated
                          Company and MH Associates.                November 7, 1990.*

        10.2              Deferred compensation agreement dated     Filed as Exhibit 10-2 to the Company's
                          October 13, 1992 between the Company      Form 10-K fiscal year ended April 30,
                          and Mr. David J. McLaurin, Vice           1993.*+
                          President of the Company.

                                                                        REPORT OR REGISTRATION               SEQUENTIALLY
                                                                          STATEMENT IN WHICH                   NUMBERED
    EXHIBIT NO.                       DESCRIPTION                       DOCUMENT IS CONTAINED                    PAGE
        10.3              Agreement between the Company and        Filed as Exhibit 10.1 to the Company's
                          KD Equities dated April 22, 1986         Current Report on Form 8-K dated
                          including Stock Option Agreement         May 8, 1986.*
                          dated April 22, 1986 appended
                          thereto as Exhibit A.

        10.4              Registration Rights Agreement dated      Filed as Exhibit 10.7 to the Company's
                          June 6, 1986 between the Company         Form 10-K fiscal year ended April 30,
                          and MH Associates.                       1986.*

        10.12             Deferred Compensation Agreement          Filed as Exhibit 10.13 to the Company's
                          dated February 19, 1991 between the      Form 10-K fiscal year ended April 30,
                          Company and Mr. Fred O. Drake, Jr.,      1991.*+
                          Chairman of the Board and Chief
                          Executive Officer.

        10.13             Amendment to Deferred Compensation       Filed as Exhibit 10.13 to the Company's
                          Agreement dated April 15, 1994           Form 10-K fiscal year ended April 30,
                          between the Company and Mr. Fred O.      1994.*
                          Drake, Jr., Chairman of the Board
                          and Chief Executive Officer.

      10.14(a)            Amended and Restated Credit and          Filed as Exhibit 10 to the Company's
                          Security Agreement between the           Form 10-Q dated January 31, 1995.*
                          Company and Heller Financial, Inc.
                          dated February 2, 1995.

      10.14(b)            Credit and Security Agreement,           Filed as Exhibit 4.1 to Current Report
                          dated October 9, 1992, by and among      on Form 8-K dated October 22, 1992.*
                          Funeral Service Acquisition Group,
                          Inc., the Company and Heller
                          Financial, Inc.

        11.1              Computation of net income per            Filed herewith.                               26
                          common share.

        13.1              1995 Annual Report to Shareholders.      Filed herewith.                               27

       13.1(a)            Report of Independent Certified          Filed herewith.                               61
                          Public Accountant.

                                                                        REPORT OR REGISTRATION               SEQUENTIALLY
                                                                          STATEMENT IN WHICH                   NUMBERED
    EXHIBIT NO.                       DESCRIPTION                       DOCUMENT IS CONTAINED                    PAGE
         16               Letters regarding change in              Filed as Exhibits 16(a) and 16(b)
                          Certifying Accountants                   to the Company's Form 8-K dated
                                                                   August 19, 1993.*

         21               Subsidiaries of Registrant.              Filed herewith.                               62

        23.1              Consent of Independent Certified         Filed herewith.                               63
                          Public Accountants, Ernst & Young,
                          LLP.

        23.2              Consent of Independent Certified         Filed herewith.                               64
                          Public Accountants, Price
                          Waterhouse, LLP.

         27               Financial Data Schedule                   Filed herewith.                              65
                          (for SEC use only)

*        Incorporated herein by reference.

+        A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.

                                MHI GROUP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              ITEM 14(A)(1) - (2)

                                                                                                  Reference
                                                                                           -----------------------
                                                                                                      1995 Annual
                                                                                           Form        Report to
                                                                                           10-K       Shareholders
                                                                                           -----------------------
Data incorporated by reference from the 1995 Annual Report to Shareholders of
MHI Group, Inc. for the year ended April 30, 1995:

     Report of Independent Certified Public Accountants                                                   9

     Consolidated Statements of Income for the Years Ended
     April 30, 1995, 1994 and 1993                                                                       10

     Consolidated Balance Sheets at April 30, 1995 and 1994                                              11

     Consolidated Statements of Cash Flows for the Years
     Ended April 30, 1995, 1994 and 1993                                                                 12

     Consolidated Statements of Changes in Stockholders'
     Equity for the Years Ended April 30, 1995, 1994 and 1993                                            13

Notes to Consolidated Financial Statements                                                               14

Schedules for the years ended April 30, 1995, 1994 and 1993 are included in
Item 14(d):

      Report of Independent Certified Public
      Accountants on Financial Statement Schedules                                       F-2

       VIII.    Valuation and Qualifying Accounts                                        F-3

         All other schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements, including the notes thereto.

         The Consolidated Financial Statements listed in the above index, which are included in the 1995 Annual Report to Shareholders, are hereby incorporated by reference. With the exception of the information incorporated by reference into Items 5, 6, 7 and 8 of this Form 10-K, the 1995 Annual Report to Shareholders is not deemed filed as part of this Form 10-K report.

         The report of Ernst & Young on the 1993 financial statements and financial statement schedules appears at Exhibit 13.1(a) and is incorporated herein by reference.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                         FINANCIAL STATEMENT SCHEDULES





To the Board of Directors
of MHI Group, Inc.

Our audits of the consolidated financial statements referred to in our report dated June 16, 1995 appearing on page 9 of the 1995 Annual Report to Shareholders of MHI Group, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

Tampa, Florida
June 16, 1995

                                                                   Schedule VIII

                        MHI GROUP, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (000s OMITTED)

                                                                  ADDITIONS
                                          BALANCE AT             CHARGED TO                                BALANCE
                                           BEGINNING       --------------------------                      AT END
DESCRIPTION                                OF PERIOD       OPERATIONS         OTHER      DEDUCTIONS       OF PERIOD
- - -----------                                ---------       ----------         -----      ----------       ---------
As of and for the
  year ended April 30, 1995:

    Allowance for contract
    cancellations and doubtful
    accounts                                $   679          $    406        $    303    $    926          $    462

As of and for the
  year ended April 30, 1994:

    Allowance for contract
    cancellations and doubtful
    accounts                                $   294          $    142        $    252    $      9          $    679
    Deferred tax asset
    valuation allowance                       4,795                 -               -       4,795                 -

As of and for the
  year ended April 30, 1993:

    Allowance for contract
    cancellations and doubtful
    accounts                                $   339          $     21               -    $     66          $    294
    Deferred tax asset
    valuation allowance                       6,586(1)              -               -       1,791             4,795





                                      F-3