Form 10-Q
period 1995-07-31
MHI GROUP INC
filed 1995-09-08
CIK 67217

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

MARK
ONE

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JULY 31, 1995

                                     OR
(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM          TO
                                        --------    --------

                         COMMISSION FILE NUMBER 1-5891

                                MHI GROUP, INC.

             (Exact name of registrant as specified in its charter)

Florida                                              59-1214129
(State or other jurisdiction of                      (I. R. S. Employer
incorporation or organization)                       Identification No.)

3100 Capital Circle, NE
Tallahassee, Florida                                 32308-3760
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  (904) 385-8883

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----      -----

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of Securities under a plan confirmed by a court.
Yes   X     No
    -----      -----

The number of shares of the registrant's common stock, $ .40 par value per share, net of treasury stock outstanding as of August 31, 1995 was 6,273,001 shares.

                                MHI GROUP, INC.

                                     INDEX

PART I                                                                                  PAGE NO.
------                                                                                  --------
Consolidated Condensed Financial Statements (Unaudited):

         Consolidated Condensed Balance Sheets
           July 31, 1995 and April 30, 1995                                               4-5

         Consolidated Condensed Statements of
           Income for the Three Months Ended
           July 31, 1995 and 1994                                                         6

         Consolidated Condensed Statements of Cash
           Flows for the Three Months Ended
           July 31, 1995 and 1994                                                         7-8

         Consolidated Condensed Statements of
           Changes in Stockholders' Equity
            July 31, 1995 and April 30, 1995                                              9

Notes to Consolidated Condensed Financial Statements                                     10-11

Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                                  12-14


PART II

Other Information                                                                         15

Signatures                                                                                16

Exhibits                                                                                 17-18

                       MHI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (000'S OMITTED)
                                  (UNAUDITED)

                                                                                July 31,         April 30,
                                                                                 1995              1995
                                                                               ---------         ---------
ASSETS:

Current assets:
  Cash and cash equivalents                                                    $   4,194         $   4,332
  Installment contracts receivable and
    other receivables, net                                                         9,396             9,405
  Inventories                                                                      2,789             2,358
  Other current assets                                                               301               174
  Deferred tax asset, net                                                          1,352             1,352
                                                                               ---------         ---------
         Total current assets                                                     18,032            17,621

Cemetery property                                                                  6,735             6,898
Property and equipment, net                                                       11,791            11,883
Installment contracts receivable and
  other receivables, net                                                          11,428            11,362
Trust funds                                                                       43,268            40,829
Cost in excess of fair value of net

  assets acquired, net                                                            11,812            11,921
Other assets                                                                       3,022             3,135
Deferred tax asset, net                                                            4,258             4,907
                                                                               ---------         ---------

         Total assets                                                          $ 110,346         $ 108,556
                                                                               =========         =========

                       MHI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (000'S OMITTED)
                                  (UNAUDITED)

                                                                                July 31,          April 30,
                                                                                  1995              1995
                                                                                --------          ---------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable, accrued expenses and other                                  $  2,599          $  3,001
                                                                                --------          --------
         Total current liabilities                                                 2,599             3,001
                                                                                --------          --------

  Notes payable                                                                   12,625            12,625
  Other long-term liabilities                                                      1,337             1,335
  Accrued merchandise                                                             16,016            15,639
                                                                                --------          --------
                                                                                  29,978            29,599
                                                                                --------          --------
  Deferred revenue                                                                33,857            33,168
                                                                                --------          --------
         Total liabilities                                                        66,434            65,768

Commitments and contingencies                                                          -                 -

Stockholders' equity:
  Series B Convertible Preferred Stock                                                25                25
  Series C Convertible Preferred Stock                                                14                14
  Common Stock                                                                     2,532             2,531
  Capital in excess of par value                                                  48,336            48,334
  Unrealized gain (loss) on marketable securities                                    206              (677)
  Accumulated deficit                                                             (5,601)           (5,839)
  Common Stock in treasury, at cost                                               (1,600)           (1,600)
                                                                                --------          --------
         Total stockholders' equity                                               43,912            42,788
                                                                                --------          --------

         Total liabilities and stockholders' equity                             $110,346          $108,556
                                                                                ========          ========




See accompanying Notes to Consolidated Condensed Financial Statements.

                       MHI GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (000'S OMITTED, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                                    Three Months Ended
                                                                                         July 31,
                                                                                 -------------------------
                                                                                  1995              1994
REVENUES:
   Net sales                                                                     $ 4,844          $  4,541
   Trust income                                                                      555               315
   Interest income                                                                   225               187
   Other income                                                                        8                13
                                                                                 -------          --------
         Total revenues                                                            5,632             5,056

COST AND EXPENSES:
   Cost of merchandise and cemetery property                                       1,190             1,119
   Selling, general and administrative expenses                                    3,668             3,211
                                                                                 -------          --------

Income before interest, non-recurring item and
  income taxes                                                                       774               726
   Interest expense                                                                 (343)             (352)
   Non-recurring income                                                                -             1,000
                                                                                 -------          --------

Income before income taxes                                                           431             1,374

   Income tax expense                                                               (193)             (246)
                                                                                 -------          --------

Net income                                                                       $   238          $  1,128
                                                                                 =======          ========


Earnings per common and common
  equivalent share - primary and fully diluted:

Net income                                                                       $   .03          $    .17
                                                                                 =======          ========



See accompanying Notes to Consolidated Condensed Financial Statements.

                       MHI GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                (000'S OMITTED)
                                  (UNAUDITED)


                                                                                     Three Months Ended
                                                                                           July 31,
                                                                                 -------------------------
                                                                                   1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $   238           $ 1,128
  Adjustment to reconcile net income to net cash provided
      by operations:
       Depreciation and amortization                                                 379               329
       Deferred tax expense                                                           98               152
       Undrawn trust income                                                         (228)             (192)
       Changes in assets and liabilities, net of effect of acquisition:
         Increase in installment contract receivables                                (57)             (459)
         (Increase) decrease in inventories, net of transfers from
           cemetery property                                                        (431)               71
         Decrease in cemetery property                                               163                 -
         Increase in trust funds                                                    (779)             (698)
         (Increase) decrease in other assets                                        (105)               22
         Decrease in accounts payable, accrued expenses and other                   (402)             (253)
         Increase (decrease) in other liabilities                                      2               (12)
         Increase in accrued merchandise                                             377               351
         Increase in deferred revenue                                                689               565
                                                                                 -------           -------
Net cash (used in) provided by operating activities                                  (56)            1,004
                                                                                 =======          ========

                       MHI GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                (000'S OMITTED)
                                  (UNAUDITED)


                                                                                    Three Months Ended
                                                                                         July 31,
                                                                                --------------------------
                                                                                  1995              1994
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                                (87)             (469)
  Acquisition                                                                          -            (3,124)
  Acquisition costs                                                                    -               (72)
  Proceeds from sales of marketable securities                                         2               375
                                                                                --------          --------
Net cash used in investing activities                                                (85)           (3,290)
                                                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable                                                  -              (375)
  Exercise of options                                                                  3               101
                                                                                --------          --------
Net cash flow provided by (used in) financing activities                               3              (274)
                                                                                --------          --------

Net decrease in cash and cash equivalents                                           (138)           (2,560)
Cash and cash equivalents at beginning of period                                   4,332             6,842
                                                                                --------          --------
Cash and cash equivalents at end of period                                      $  4,194          $  4,282
                                                                                ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAYMENTS OF:
    Interest                                                                    $    235          $    292
    Income taxes                                                                $    391          $    177



See accompanying Notes to Consolidated Condensed Financial Statements.

                       MHI GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                                (000'S OMITTED)
                                  (UNAUDITED)

                                                                                   Three Months     Year Ended
                                                                                  Ended July 31,     April 30,
                                                                                      1995             1995
                                                                                  --------------    ----------
SERIES B CONVERTIBLE PREFERRED STOCK:
  Balance, beginning of period                                                     $      25         $      25
                                                                                   ---------         ---------
  Balance, end of period                                                                  25                25
                                                                                   ---------         ---------
SERIES C CONVERTIBLE PREFERRED STOCK:
  Balance, beginning of period                                                            14                14
                                                                                   ---------         ---------
  Balance, end of period                                                                  14                14
                                                                                   ---------         ---------
COMMON STOCK:
  Balance, beginning of period                                                         2,531             2,489
  Shares issued in the exercise of options                                                 1                42
                                                                                   ---------         ---------
  Balance, end of period                                                               2,532             2,531
                                                                                   ---------         ---------
CAPITAL IN EXCESS OF PAR VALUE:
  Balance, beginning of period                                                        48,334            47,926
  Common stock issued in the exercise of options                                           2               408
                                                                                   ---------         ---------
  Balance, end of period                                                              48,336            48,334
                                                                                   ---------         ---------
UNREALIZED LOSS ON MARKETABLE SECURITIES:
  Balance, beginning of period                                                          (677)           (1,057)
  Unrealized appreciation of investments,
    net of deferred income tax benefit                                                   883               380
                                                                                   ---------         ---------
  Balance, end of period                                                                 206              (677)
                                                                                   ---------         ---------
ACCUMULATED DEFICIT:
  Balance, beginning of period                                                        (5,839)           (8,886)
  Net income for the period                                                              238             3,047
                                                                                   ---------         ---------
  Balance, end of period                                                              (5,601)           (5,839)
                                                                                   ---------         ---------
TREASURY STOCK:
  Balance, beginning of period                                                        (1,600)           (1,600)
                                                                                   ---------         ---------
  Balance, end of period                                                              (1,600)           (1,600)
                                                                                   ---------         ---------

         Total stockholders' equity                                                $  43,912         $  42,788
                                                                                   =========         =========


See accompanying Notes to Consolidated Condensed Financial Statements.

                        MHI GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF FINANCIAL PRESENTATION

         The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements of MHI Group, Inc. (the Company) for the fiscal year ended April 30, 1995 and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K. A copy of such Consolidated Financial Statements and notes thereto may be obtained by writing the Company.

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company at July 31, 1995, and April 30, 1995, and the results of operations for the three month period ended July 31, 1995, and 1994 and changes in cash flows for the three month period ended July 31, 1995, and 1994. All such adjustments are of a normal recurring nature except for the adjustments resulting from the adoption of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" in the three month period ended July 31, 1994.

         The Company's significant accounting policies are as set forth in the notes to Consolidated Financial Statements referred to above. Certain reclassifications have been made to the fiscal 1995 financial statements to conform to the fiscal 1996 presentation.

         The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.  SUBSEQUENT EVENT

         On August 9, 1995, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Loewen Group International, Inc. ("Loewen") and its wholly-owned subsidiary SPRT Corporation ("SPRT"), pursuant to which SPRT has commenced a tender offer for all issued and outstanding shares of the Company's Common Stock, $0.40 par value, for $10.25, net to the seller in cash. Following consummation of the tender offer, which is conditioned, among other things, upon the tender of at least a majority of the outstanding shares of Common Stock, SPRT will be merged with and into the Company, whereupon all shares of Company Common Stock not owned by Loewen will be converted into the right to receive $10.25 per share in cash. Shareholders will not have appraisal rights in connection with the merger, and all shares of the Company's preferred stock will remain outstanding and unaffected by the merger.

                        MHI GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


2.  SUBSEQUENT EVENT (continued)

         The tender offer is currently scheduled to expire on September 11, 1995, but may be extended until September 18, 1995 so that certain state regulatory approvals may be obtained. The offer and the merger are not subject to financing, and the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired on August 25, 1995.

         In connection with the Merger Agreement, the Company has granted Loewen the right and option to purchase from the Company at $10.25 per share a number of shares equal to 19.9% of the number of shares of Company Common Stock outstanding (subject to a requirement that Loewen rebate to the Company any profits thereon in excess of $1.00 per share) and certain Company shareholders and optionholders have granted Loewen the right and option to acquire approximately 486,000 additional shares of the Company's Common Stock.

                        MHI GROUP, INC. AND SUBSIDIARIES

ITEM 2     -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Three Months Ended July 31, 1994 compared to Three Months Ended July 31, 1995.

         Total revenues increased $576,000 or 11% from the first three months of fiscal year 1995 to the first three months of fiscal year 1996. These changes consisted of increases in net sales, trust income and interest income. The Company increased its net sales by $303,000 or 7%, from the first three months of fiscal year 1995 to the first three months of fiscal year 1996. The increase in net sales for the first quarter of fiscal 1996 reflected an increase in pre-need cemetery net sales of $193,000 or 9%, of which $366,000 was attributable to properties acquired by the Company subsequent to the first quarter of fiscal year 1995 offset by decreasing volume at existing operations. Net sales also reflected an increase in at-need cemetery sales of $102,000 or 45%, which was entirely attributable to net sales from properties acquired by the Company subsequent to the first quarter of fiscal 1995.

         Trust fund income increased $240,000 or 76%, due to the yields on increased trust fund assets and net capital losses totaling $139,000 for the first three months of fiscal year 1995 compared to net capital losses of $14,000 for the first three months of fiscal year 1996. Excluding net capital losses, income yields were approximately 4.5% and 5% for the first three months of fiscal years 1995 and 1996, respectively and 3.1% and 4.9% with capital losses included. No significant changes are expected in yields on the fixed income portfolio in the near future.

         Interest income for the Company is principally generated by the Broward operations representing imputed interest on its portfolio of installment receivables and by interest earned on investment of the remaining proceeds from the Company's secondary public offering completed in December, 1993. Interest income increased $38,000 or 20%, from the first three months of fiscal year 1995 to the first three months of fiscal year 1996.

         Cost of merchandise and cemetery property increased $71,000, or 6% from the first three months of fiscal year 1995 to the first three months of fiscal year 1996, primarily due to the 7% increase in net sales volume. As a percentage of net sales, cost of merchandise and cemetery property was 25% for the first three months of fiscal years 1995 and 1996.

         Selling, general and administrative expenses increased $457,000 or 14%, from the first three months of fiscal year 1995 to the first three months of fiscal year 1996. Selling, general and administrative expenses related to the properties acquired subsequent to the first quarter of fiscal year 1995 accounted for $254,000 of the increase with the remaining increase due to existing operations including costs associated with the pending merger with Loewen. As a percentage of net sales, selling, general and administrative expenses increased from 71% to 76% from the first three months of fiscal year 1995 to the first three months of fiscal year 1996.

         Interest expense decreased $9,000, or 3%, from the first three months of fiscal year 1995 to the first three months of fiscal year 1996.

         In the first quarter of fiscal year 1995 a non-recurring credit of $1,000,000 was recorded from the receipt of key man life insurance proceeds due to the death of the former chairman.

         The effective income tax rate for the first three months of fiscal year 1996 is 44.8% compared to an effective rate of 17.8% for the first three months of fiscal year 1995. The increase is due primarily to the effect during the prior fiscal year of the non-recurring income from the key man life insurance proceeds, which are not taxable. The effective rate for the three month periods ending July 31, 1995 and 1994 (excluding non-recurring income) is higher than the statutory rate due primarily to nondeductible amortization.

FINANCIAL CONDITION

         At July 31, 1995, the Company's working capital was $15,433,000, compared to $14,620,000 at April 30, 1995. At July 31, 1995, the Company's debt to equity ratio was .29:1 compared to .30:1 at April 30, 1995. The increase in working capital is due to results from operations.

         Total assets increased $1,790,000 or 2% from April 30, 1995 to July 31, 1995 primarily due to the increase in the trust funds. Trust fund assets increased $2,439,000 or 6%, from April 30, 1995 to July 31, 1995, including recovery of $1,434,000 from prior years market to market adjustment. Trust funds continued to increase due to deposits exceeding withdrawals and earnings which remain in the trust. Deferred revenues increased $689,000, or 2%, from April 30, 1995 to July 31, 1995 due to continued sales of pre-need funeral contracts.

         At July 31, 1995 the Company's Credit Facility consisted of a $12,625,000 outstanding term loan and provides for up to $22,375,000 revolving loan to be used as an acquisition and working capital loan facility. No amounts were outstanding on the revolving loan at July 31, 1995. Payments are due under this agreement on January 31, 2000, at which time the loans outstanding will be payable in full. The Credit Facility is secured by the pledge of substantially all of the Company's assets (except cemetery property and trust fund assets).

         Capital expenditures were $87,000 during the first three months of fiscal year 1996. These expenditures included furniture, equipment, renovations and improvements at existing funeral homes and additional investment in the Company's management information system. The Company plans to develop additional cemetery burial spaces and construct additional mausoleum crypts as required to adequately maintain the inventory level to support projected pre-need and at-need sales.

         The Company believes that, for the foreseeable future, funds from operations will be sufficient to support the Company's current operations. Inflation has not been a significant factor in the operations of the Company as normal inflationary increases in costs for pre-need contracts have been exceeded by earnings on trust fund assets. With respect to at-need contracts, the Company has generally been successful in passing along cost increases. However, there can be no assurance that the Company will be able to continue to pass along such increases in the future.

         On August 9, 1995, the Company announced it had entered into a definitive Agreement and Plan of Merger with Loewen Group International, Inc. and its wholly owned subsidiary, SPRT Corporation ("Loewen"). (See Footnote
2. Subsequent Event).

                        MHI GROUP, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


         ITEM 6    -   Exhibits and Reports on Form 8-K

                 a.      Exhibits

                         Exhibits 11.1 - Computation of Net Income Per Share

                         Exhibit 27 - Financial Data Schedule (for SEC use
                                      only)

                 b.      Reports on Form 8-K

                         There were no reports filed on Form 8-K for the three
                          month period ended July 31, 1995.

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

                                                          MHI GROUP, INC.
                                                  -----------------------------
                                                            Registrant

Date:    September 8, 1995                        BY: /s/ J. C. Ogier Mathewes
                                                      -------------------------
                                                      J. C. OGIER MATHEWES
                                                      Vice President and
                                                      Chief Financial Officer

                                                  BY: /s/ Clifford R. Hinkle
                                                      -------------------------
                                                      CLIFFORD R. HINKLE
                                                      President and
                                                      Chief Executive Officer